Form 10-Q
period 2025-06-30
Sizzle Acquisition Corp. II
filed 2025-08-13
CIK 2030663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2025, there were 23,600,000 Class A Ordinary Shares, par value, $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 1, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to April 3, 2027, that we have to consummate an initial Business Combination or until such earlier liquidation date as our Board may approve; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Sizzle Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $10,950,000 to which the underwriter of the Initial Public Offering is entitled and that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on August 14, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 14, 2025, as amended, and declared effective on April 1, 2025 (File No. 333-285839);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by Cantor pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the Rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with Cantor, together;

●	“Public Rights” are to the Rights sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to VO Sponsor II, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 1, 2025, which we entered into with Cantor, as the representative of the underwriters in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SIZZLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash	$1,116,277	$—
Prepaid expenses	12,100	—
Due from Sponsor	15,015	—
Total Current Assets	1,143,392	—

Deferred offering costs	—	149,460
Long-term prepaid insurance	151,728	—
Marketable securities held in Trust Account	232,280,342	—
Total Assets	$233,575,462	$149,460

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$79,718	$15,600
Accrued offering costs	111,062	54,640
IPO Promissory Note – related party	—	121,550
Total Current Liabilities	190,780	191,790

Deferred Fee payable	10,950,000	—
Total Liabilities	11,140,780	191,790

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares issued and outstanding at redemption value of $10.10 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	232,280,342	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	60	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(9,846,487)	(67,330)
Total Shareholders’ Deficit	(9,845,660)	(42,330)
Total Liabilities and Shareholders’ Deficit	$233,575,462	$149,460

(1)	Includes 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (Note 5). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the underwriters’ Over-Allotment Option; consequently the 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Formation and operating costs	$206,936	$249,063
Loss from operations	(206,936)	(249,063)

OTHER INCOME
Income earned on marketable securities held in Trust Account	2,280,342	2,280,342
Total other income	2,280,342	2,280,342

NET INCOME	$2,073,406	$2,031,279

Basic and diluted weighted average Class A Ordinary Shares outstanding	11,537,778	11,537,778
Basic and diluted net income per share	$0.11	$0.11
Basic weighted average Class B Ordinary Shares outstanding(1)	7,155,556	7,155,556
Basic and diluted net income per share	$0.11	$0.11

(1)	Includes 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (Note 5). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the underwriters’ Over-Allotment Option; consequently the 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	7,666,667	$767	$24,233	$(67,330)	$(42,330)

Net loss	—	—	—	—	—	(42,127)	(42,127)

Balance – March 31, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$(109,457)	$(84,457)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,182,834)	(11,810,436)	(20,993,270)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of Public Rights included in Public Units	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(245,339)	—	(245,339)

Net income	—	—	—	—	—	2,073,406	2,073,406

Balance – June 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(9,846,487)	$(9,845,660)

(1)	Includes 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters in the Initial Public Offering (Note 7). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the underwriters’ Over-Allotment Option; consequently the 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

Cash Flows from Operating Activities:
Net income	$2,031,279
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	20,567
Income earned on marketable securities held in Trust Account	(2,280,342)
Changes in operating assets and liabilities:
Prepaid expenses	(6,100)
Long-term prepaid insurance	(151,728)
Accrued expenses	64,118
Net cash used in operating activities	(322,206)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	226,000,000
Proceeds from sale of Private Placement Units	5,984,985
Repayment of IPO Promissory Note - related party	(306,752)
Payment of offering costs	(239,750)
Net cash provided by financing activities	231,438,483

Net Change in Cash	1,116,277
Cash, beginning of the period	—
Cash, end of the period	$1,116,277

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$56,422
Deferred offering costs paid through IPO Promissory Note – related party	$158,635
Prepaid services contributed by Sponsor through IPO Promissory Note - related party	$12,100
Due from Sponsor	$15,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 1. Description of Organization, Business Operations and Liquidity and Capital Resources

Sizzle Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 8, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2025, the Company has not commenced any operations. All activity for the period from July 8, 2024 (inception) through June 30, 2025, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025, as amended (File No. 333-285839), was declared effective on April 1, 2025 (the “IPO Registration Statement”). On April 3, 2025, the Company consummated the initial public offering of 23,000,000 units (the ” Public Units”), which includes the full exercise by the underwriters of the Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units the “Public Shares”), and one right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination (each a “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 600,000 private placement units (the “Private Placement Units” and together with the Public Units and Option Units, the “Units”) to the Company’s sponsor, VO Sponsor II, LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the Initial Public Offering, at a price of $10.00 per Private Placement Unit, in a private placement, generating gross proceeds of $6,000,000 (the “Private Placement”) as discussed in Note 4. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 200,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $15,554,267, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee (as defined in Note 6), and $604,267 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination . However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Following the closing of the Initial Public Offering, on April 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. Subsequently, the funds were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by April 3, 2027, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.10 per Public Share as of June 30, 2025.

The Ordinary Shares (as defined in Note 5) subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. In such case, if the Company seeks Public Shareholder approval, a majority of the issued and outstanding Public Shares voted are voted in favor of the Business Combination.

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Sponsor, officers and directors have entered into a letter agreement, dated April 1, 2025 with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would not be voted in favor of approving the Business Combination) in favor of the Initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under the IPO Promissory Note (as defined in Note 5), an unsecured promissory note from the Sponsor of up to $500,000 (Note 5), as well as the proceeds of the Initial Public Offering and the Private Placement. As of June 30, 2025, the Company had $1,116,277 of cash and a working capital of $952,612.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, and December 31, 2024, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 “Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business over the period of twelve months from the date of the issuance of the accompanying unaudited condensed financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. The Company cannot assure its shareholders that its plans to raise capital or to consummate an initial Business Combination will be successful.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K/A, as filed with the SEC on April 9, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,116,277 and $0, respectively, and no cash equivalents as of June 30, 2025, and December 31, 2024.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Investments Held in Trust Account

As of June 30, 2025, and December 31, 2024, the assets held in the Trust Account, amounting to $232,280,342 and $0, were held in money market funds that are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the accompanying condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Public Rights, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” (“ASC 815”) For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the accompanying condensed balance sheet date.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B Ordinary Shares that are subject to forfeiture if the Over-Allotment Option was not exercised by the underwriters (Note 7). As of June 30, 2025, and December 31, 2024, the Company has dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$1,279,734	$793,672	$1,253,733	$777,546
Denominator:
Basic weighted average Ordinary Shares outstanding	11,537,778	7,155,556	11,537,778	7,155,556
Basic net income per Ordinary Share	$0.11	$0.11	$0.11	$0.11

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

 Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Class A Ordinary Shares issuance costs	(15,308,928)
Plus:
Remeasurement of carrying value to redemption value	18,712,928
Class A Ordinary Shares subject to possible redemption, April 3, 2025	230,000,000
Plus:
Remeasurement of carrying value to redemption value	2,280,342
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$232,280,342

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 8, 2024 (inception).

Management does not believe that any other issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3. Initial Public Offering

Pursuant to the Initial Public Offering on April 3, 2025, the Company sold 23,000,000 Public Units, which includes the full exercise of the Over-Allotment Option amounting to 3,000,000 Option Units, at a purchase price of $10.00 per Option Unit. Each Public Unit consists of one Public Share and one Public Right, which grants a holder the right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 4. Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 200,000 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 5. Related Party Transactions

Founder Shares

On July 16, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 7,666,667 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). Up to 1,000,000 of the Founder Shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On April 3, 2025, the underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, those 1,000,000 Founder Shares are no longer subject to forfeiture.

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 140,000 Founder Shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 140,000 Founder Shares represented by such membership interests assigned to the holders of such interests on March 27, 2025, was $206,780 or $1.477 per Founder Share. The Company established the initial fair value of the Founder Shares on March 27, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the market adjustment of 15.0%, a risk free rate of 4.28% and a share price of $9.85. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The holders of Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of April 3, 2025, the Company had $306,752 outstanding borrowings under the IPO Promissory Note. On April 4, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note and there were no amounts outstanding under the IPO Promissory Note as of June 30, 2025, and further borrowings under the IPO Promissory Note are no longer allowed.

Due from Sponsor

As of April 3, 2025, the Sponsor owed the Company an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to the Company once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to the Company. The amount wired by the Sponsor was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, with the remaining $15,015 still outstanding due from Sponsor.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Administrative Services Agreement

The Company entered into an administrative service agreement (the “Administrative Service Agreement”), with the managing member of the Sponsor, commencing on April 2, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred and paid $43,000 of fees for these services pursuant to the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025, and December 31, 2024, no such Working Capital Loans were outstanding.

Note 6. Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their underlying securities) and units that may be issued upon conversion of the Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering by the holders of the Founder Shares prior to the Initial Public Offering, will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated April 1, 2025 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters of the Initial Public Offering a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over -Allotment Option”). On April 3, 2025, the underwriters fully exercised their Over-Allotment Option.

The underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering, excluding any proceeds from the Option Units sold pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred fee of (i) 4.5% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.5% of the gross proceeds sold pursuant to the underwriters’ Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated April 1, 2025 (such fee, the “Deferred Fee”).

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 7. Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption. As of December 31, 2024, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 16, 2024, the Company issued 7,666,667 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised by the underwriters in full. On April 3, 2025, the Company consummated its Initial Public Offering, including the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture. As of June 30, 2025 and December 31, 2024, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Ordinary Shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the securities underlying the Private Placement Shares and the Class A Ordinary Shares underlying the Private Placement Rights and the Private Placement Units), plus (ii) all Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of any Working Capital Loans made to the Company) and (iii) minus any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the Amended and Restated Articles or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination , two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-tenth (1/10) of one Ordinary Share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

Note 8. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2025	2024
Assets:
Marketable securities held in Trust Account	1	$232,280,342	$—

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The following table presents information about the Company’s equity instruments that are measured at fair value on April 3, 2025, the date of the Initial Public Offering, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	April 3, 2025
Equity:
Fair value of Public Rights for Class A Ordinary Shares subject to possible redemption allocation	3	$3,404,000

The fair value of the Public Rights issued in the Initial Public Offering is $3,404,000, or $0.148 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and do not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

April 3, 2025
Underlying share price	$9.84
Pre-adjusted value per Public Right	$0.98
Market adjustment(1)	15.0%
Fair value per Public Right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

The fair value of the Public Rights was not remeasured subsequent to the Initial Public Offering.

Note 9. Segment Information

FASB ASC 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Formation and operating costs	$206,936	$249,063
Income earned on marketable securities held in Trust Account	$2,280,342	$2,280,342

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 8, 2024, formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 8, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $2,073,406, which consists of interest income earned on marketable securities held in the Trust Account of $2,280,342, partially offset by operating costs of $206,936.

For the six months ended June 30, 2025, we had a net income of $2,031,279, which consists of interest income earned on marketable securities held in the Trust Account of $2,280,342, partially offset by operating costs of $249,063.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor, and loans from the Sponsor pursuant to the IPO Promissory Note, which were repaid subsequent to the closing of the Initial Public Offering.

On April 3, 2025, we consummated the Initial Public Offering of 23,000,000 Public Units, at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option in the amount of 3,000,000 Option Units, at $10.00 per Option Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 600,000 Private Placement Units to the Sponsor and Cantor, at a price of $10.00 per Private Placement Unit in the Private Placement, generating gross proceeds of $6,000,000. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 200,000 Private Placement Units.

Following the closing of the Initial Public Offering, the full exercise of the Over-Allotment Option and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred $15,554,267 of transaction costs, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee, and $604,267 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $322,206. Net income of $2,031,279 was affected by dividend income earned on marketable securities held in the Trust Account of $2,280,342 and payment of operation costs through the IPO Promissory Note of $20,567. Changes in operating assets and liabilities provided $93,710 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $232,280,342. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had cash of $ $1,116,277. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us with the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025, and December 31, 2024, no such Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2025.

IPO Promissory Note

The Sponsor agreed to loan to us an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of April 3, 2025, we had $306,752 outstanding borrowings under the IPO Promissory Note. On April 4, 2025, we repaid the total outstanding balance of the IPO Promissory Note and there were no amounts outstanding under the IPO Promissory Note as of June 30, 2025, and further borrowings under the IPO Promissory Note are no longer allowed.

Administrative Services Agreement

We entered into the Administrative Service Agreement with the managing member of the Sponsor, commencing on April 2, 2025, through the earlier of our consummation of initial Business Combination and our liquidation, to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred and paid $43,000 of fees for these services pursuant to the Administrative Services Agreement.

Underwriting Agreement

We granted the underwriters of the Initial Public Offering a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On April 3, 2025, the underwriters fully exercised their Over-Allotment Option.

The underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred fee of (i) 4.5% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.5% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statement and the notes thereto included in this Report under “Item 1. Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor in a Private Placement at a price of $10.00 per Private Placement Unit, generating gross proceeds to us of $600,000. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 200,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On April 3, 2025, we consummated our Initial Public Offering of 23,000,000 Public Units, which includes the full exercise of the Over-Allotment Option in the amount of 3,000,000 Option Units. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000. Cantor acted as sole book runner and representative of the underwriters.

Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 600,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to our Sponsor and Cantor generating gross proceeds of $6,000,000.

Following the closing of our Initial Public Offering, a total of $226,000,000 of the proceeds from the Initial Public Offering (which amount includes $10,950,000 of the Deferred Fee) and $4,000,000 of the proceeds from the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 1, 2025, by and between the Company and Cantor, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
4.1	Share Rights Agreement, dated April 1, 2025, by and between the Company and Continental, as rights agent. (1)
10.1	Investment Management Trust Agreement, dated April 1, 2025, by and between the Company and Continental. (1)
10.2	Registration Rights Agreement, dated April 1, 2025, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated April 1, 2025, by and between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated April 1, 2025, by and between the Company and Cantor. (1)
10.5	Letter Agreement, dated April 1, 2025, by and among the Company, its officers, directors, and the Sponsor. (1)
10.6	Administrative Services Agreement, dated April 1, 2025, by and between the Company and the managing member of the Sponsor. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, as filed with the SEC on April 7, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sizzle Acquisition Corp. II

Date: August 13, 2025	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)