Form 10-Q
period 2026-03-31
Sizzle Acquisition Corp. II
filed 2026-05-14
CIK 2030663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 12, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 1, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to consummation of the transactions contemplated by the Trasteel BCA (as defined below);

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 3, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Sizzle Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on August 14, 2024, as amended and restated;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 14, 2025, as amended, and declared effective on April 1, 2025 (File No. 333-285839);

●	“Letter Agreement” are to the Letter Agreement, dated April 1, 2025, which we entered into with our Sponsor and our directors and officers);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Sub” are to the to-be-formed Cayman Islands exempted company that will be a wholly-owned subsidiary of Pubco (as defined below);
●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with Cantor, together;

●	“Pubco” are to the to-be-formed Luxembourg corporation in the form of a public limited liability company (société anonyme) to be registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés) in connection with the Trasteel BCA;

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 1, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to VO Sponsor II, LLC, a Delaware limited liability company;

●	“Trasteel” are to Trasteel Holding S.A., a Luxembourg company;

●	“Trasteel BCA” are to the Business Combination Agreement, dated April 13, 2026, by and between our Company and Trasteel to which, upon execution and delivery of a joinder thereto, each of (i) Pubco and (ii) Merger Sub will become a party;

●	“Trasteel Business Combination” are to the transactions contemplated by the Trasteel BCA, collectively;

●	“Trasteel Registration Statement” are to the Registration Statement on Form F-4 to be filed in connection with the Trasteel Business Combination;

●	“Trasteel Shareholders” are to the holders of Trasteel Shares;

●	“Trasteel Shares” are to the ordinary shares of Trasteel held by Trasteel Shareholders;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 1, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SIZZLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash	$653,383	$805,124
Prepaid expenses	90,377	109,702
Due from Sponsor	16,690	16,690
Total Current Assets	760,450	931,516

Long-term prepaid insurance	—	23,361
Cash and marketable securities held in Trust Account	239,045,028	237,007,209
Total Assets	$239,805,478	$237,962,086

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$299,810	$58,707
Accrued offering costs	80,220	80,220
Total Current Liabilities	380,030	138,927
Deferred Fee payable	10,950,000	10,950,000
Total Liabilities	11,330,030	11,088,927

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and 23,000,000 shares issued and outstanding at redemption value of $10.39 and $10.30 per share as of March 31, 2026 and December 31, 2025, respectively	239,045,028	237,007,209

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(10,570,407)	(10,134,877)
Total Shareholders’ Deficit	(10,569,580)	(10,134,050)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$239,805,478	$237,962,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$435,530	$42,127
Loss from operations	(435,530)	(42,127)

OTHER INCOME
Income earned on cash and marketable securities held in Trust Account	2,037,819	—
Total other income	2,037,819	—

Income before benefit from income taxes
NET INCOME (LOSS)	$1,602,289	$(42,127)

Basic and diluted weighted average Class A Ordinary Shares outstanding	23,600,000	—
Basic and diluted net income (loss) per Class A Ordinary Share	$0.05	$—
Basic weighted average Class B Ordinary Shares outstanding(1)	7,666,667	6,666,667
Basic net income (loss) per Class B Ordinary Share	$0.05	$(0.01)
Diluted weighted average Class B Ordinary Shares outstanding(1)	7,666,667	6,666,667
Diluted net income (loss) per Class B Ordinary Share	$0.05	$(0.01)

(1)	The period for the three months ended March 31, 2025 included 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	600,000	$60	7,666,667	$767	$—	$(10,134,877)	$(10,134,050)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,037,819)	(2,037,819)

Net income	—	—	—	—	—	1,602,289	1,602,289

Balance – March 31, 2026	600,000	$60	7,666,667	$767	$—	$(10,570,407)	$(10,569,580)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	7,666,667	$767	$24,233	$(67,330)	$(42,330)

Net loss	—	—	—	—	—	(42,127)	(42,127)

Balance – March 31, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$(109,457)	$(84,457)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$1,602,289	$(42,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	—	20,567
Income earned on cash and marketable securities held in Trust Account	(2,037,819)	—
Changes in operating assets and liabilities:
Prepaid expenses	42,686	2,500
Accrued expenses	241,103	19,060
Net cash used in operating activities	(151,741)	—

Net Change in Cash	(151,741)	—
Cash – Beginning of period	805,124	—
Cash – End of period	$653,383	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$12,639
Deferred offering costs paid through IPO Promissory Note – related party	$—	$113,588
Prepaid expenses paid through promissory note – related party	$—	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Organization and General

Sizzle Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 8, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 8, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.39 per Public Share as of March 31, 2026.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $653,383 of cash and working capital of $380,420.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the accompanying unaudited condensed financial statements. The Company has until April 3, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, and the Public Shareholders will be provided the opportunity at that time to redeem all or a portion of their Public Shares, which may have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. The Company cannot provide any assurance that its plans to raise capital or to consummate an initial Business Combination will be successful. Such potential liquidity short fall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 12, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $653,383 and $805,124 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $239,045,028 and $237,007,209, respectively, were held in cash and money market funds that are invested in U.S. government securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the accompanying condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on cash and marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying unaudited condensed balance sheets.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Income (Loss) per Ordinary Share

The Company has two classes of Ordinary Shares: Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the three months ended March 31, 2025 weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters (see Note 5). The following tables present calculations of the basic and diluted income (loss) for the periods presented in the accompanying unaudited condensed financial statements.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A		Class B
Basic net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,209,404	$392,885	$	―	$(42,127)
Denominator:				―
Basic weighted average Ordinary Shares outstanding	23,600,000	7,666,667			6,666,667
Basic net income (loss) per Ordinary Share	$0.05	$0.05	$	―	$(0.01)

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A		Class B
Diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,209,404	$392,885	$	―	$(42,127)
Denominator:				―
Diluted weighted average Ordinary Shares outstanding	23,600,000	7,666,667			6,666,667
Diluted net income (loss) per Ordinary Share	$0.05	$0.05	$	―	$(0.01)

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

MARCH 31, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Class A Ordinary Shares issuance costs	(15,308,928)
Plus:
Remeasurement of carrying value to redemption value	25,720,137
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$237,007,209
Plus:
Remeasurement of carrying value to redemption value	2,037,819
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$239,045,028

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 140,000 Founder Shares to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 140,000 Founder Shares represented by such membership interests assigned to the holders of such interests on March 27, 2025, was $206,780 or $1.48 per Founder Share. The Company established the initial fair value of the Founder Shares on March 27, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the market adjustment of 15.0%, a risk-free rate of 4.28% and a share price of $9.85. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of March 31, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the certain unsecured promissory note in the principal amount of up to $500,000 issued to the Sponsor on August 14, 2024 (as amended and restated, the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of April 3, 2025, the Company had $306,752 outstanding borrowings under the IPO Promissory Note. On April 4, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note and there were no amounts outstanding under the IPO Promissory Note as of March 31, 2026 and December 31, 2025, and further borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

As of April 3, 2025, the Sponsor owed the Company an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to the Company once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to the Company. The amount wired by the Sponsor was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, with the remaining $16,690 still outstanding due from the Sponsor as of March 31, 2026 and December 31, 2025.

Administrative Services Agreement

The Company entered into an administrative service agreement, dated April 1, 2025, with the managing member of the Sponsor (the “Administrative Service Agreement”), pursuant to which, commencing on April 3, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, the Company pays an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three months ended March 31, 2026, the Company incurred and paid $45,000, in fees for these services. For the three months ended March 31, 2025, the Company did not incur fees for these services. These amounts are paid and included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption. As of March 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 16, 2024, the Company issued 7,666,667 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. On April 3, 2025, the Company consummated its Initial Public Offering, including the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Cash and marketable securities held in Trust Account	1	$239,045,028	$237,007,209

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280. “Segment Reporting” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$653,383	$805,124
Cash and marketable securities held in Trust Account	$239,045,028	$237,007,209

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$435,530	$42,127
Income earned on cash and marketable securities held in Trust Account	$2,037,819	$—

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On April 13, 2026, the Company and Trasteel Holding S.A., a Luxembourg company (“Trasteel”), entered into a Business Combination Agreement (the “Trasteel BCA”), to which, upon execution and delivery of a joinder thereto, each of (i) a to-be-formed Luxembourg corporation in the form of a public limited liability company (société anonyme) to be registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés) (“Pubco”) and (ii) a to-be-formed Cayman Islands exempted company that will be a wholly-owned subsidiary of Pubco (“Merger Sub”) will become a party.

Upon the consummation (the “Closing”) of the transactions contemplated by the Trasteel BCA (the “Trasteel Business Combination”), (a) Pubco will acquire all of the issued and outstanding ordinary shares of Trasteel (the “Trasteel Shares”) from the holders of Trasteel Shares (“Trasteel Shareholders”) in exchange for ordinary shares, par value $0.0001 per share, of Pubco (“Pubco Ordinary Shares”), Trasteel shall become a wholly-owned subsidiary of Pubco and Trasteel Shareholders shall become shareholders of Pubco (the “Share Exchange”); and (b) Merger Sub will merge with and into Trasteel, with Trasteel continuing as the surviving entity and a wholly-owned subsidiary of Pubco, and with Trasteel Shareholders receiving Pubco Ordinary Shares.

Under the Trasteel BCA, immediately prior to the Closing, each outstanding private and publicly traded Unit will be automatically separated into its component securities, consisting of one Class A Ordinary Share and one Right, and thereafter the Rights will be aggregated per holder and converted into Class A Ordinary Shares in accordance with their terms. Also, immediately prior to the Closing, each issued and outstanding Class B Ordinary Share will be automatically converted into one Class A Ordinary Share. At the Closing, each Class A Ordinary Share (including converted Rights and Class B Ordinary Shares) will be cancelled in exchange for the right of the holder thereof to receive one Pubco Ordinary Share.

In order to exchange Trasteel Shares for Pubco Ordinary Shares in accordance with the Trasteel BCA, the Trasteel Shareholders will each sign a separate Share Exchange agreement with the Company, Pubco and Trasteel after the Trasteel Registration Statement (as defined below) becomes effective.

For more information regarding the Trasteel BCA and the proposed Trasteel Business Combination, see the Company’s Current Report on Form 8-K, as filed with the SEC on April 17, 2026, as well as the Registration Statement on Form F-4 with respect to the Pubco Ordinary Shares to be issued in connection with the Trasteel Business Combination (the “Trasteel Registration Statement, once filed, and the other filings that the Company, Trasteel and Pubco may make from time to time with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Trasteel Business Combination, will be successful.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1) (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On April 13, 2026, we entered into the Trasteel BCA with Trasteel, to which, upon execution and delivery of a joinder thereto, each of (i) Pubco and (ii) Merger Sub will become a party.

Upon the Closing, (a) Pubco will acquire all of the Trasteel Shares from the Trasteel Shareholders in exchange for Pubco Ordinary Shares, Trasteel shall become a wholly-owned subsidiary of Pubco and the Trasteel Shareholders shall become shareholders of Pubco; and (b) Merger Sub will merge with and into Trasteel, with Trasteel continuing as the surviving entity and a wholly-owned subsidiary of Pubco, and with Trasteel Shareholders receiving Pubco Ordinary Shares.

Under the Trasteel BCA, immediately prior to the Closing, each outstanding private and publicly traded Unit will be automatically separated into its component securities, consisting of one Class A Ordinary Share and one Right, and thereafter the Rights will be aggregated per holder and converted into Class A Ordinary Shares in accordance with their terms. Also, immediately prior to the Closing, each issued and outstanding Class B Ordinary Share will be automatically converted into one Class A Ordinary Share. At the Closing, each Class A Ordinary Share (including converted Rights and Class B Ordinary Shares) will be cancelled in exchange for the right of the holder thereof to receive one Pubco Ordinary Share.

In order to exchange Trasteel Shares for Pubco Ordinary Shares in accordance with the Trasteel BCA, the Trasteel Shareholders will each sign a separate agreement with the us Pubco and Trasteel after the Trasteel Registration Statement becomes effective.

For more information regarding the Trasteel BCA and the proposed Trasteel Business Combination, see our Current Report on Form 8-K, as filed with the SEC on April 17, 2026, as well as the Trasteel Registration Statement, once filed, and the other filings that our Company, Trasteel and Pubco may make from time to time with the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 8, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,602,289, which consists of interest income earned on cash and marketable securities held in the Trust Account of $2,037,819, partially offset by general and administrative costs of $435,530.

For the three months ended March 31, 2025, we had a net loss of $42,127, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $15,554,267 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $604,267 of other offering costs.

As of March 31, 2026 and December 31, 2025, we had $653,383 and $805,124, respectively, of cash in our operating account. As of March 31, 2026 and December 31, 2025, we had a working capital of $380,420 and $792,589, respectively. As of March 31, 2026 and December 31, 2025, we had $9,045,028 and $7,007,209, respectively, of the cumulative interest earned on funds held in the Trust Account was available to pay taxes, if any.

As of March 31, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $239,045,028 and $237,007,209, respectively (including $9,045,028 and $7,007,209, respectively, of interest income accrued since the date of the Initial Public Offering). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026 and December 31, 2025, we had cash held outside of the Trust Account of approximately $653,383 and $805,124, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

Due from Sponsor

As of April 3, 2025, the Sponsor owed us an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to us once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to us. The amount wired by the Sponsor was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, with the remaining $16,690 still outstanding due from the Sponsor as of March 31, 2026 and December 31, 2025.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that our plans to raise additional capital will be successful. We lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report.

We have until April 3, 2027 to consummate a Business Combination. If a Business Combination is not consummated by then, we may, however, elect to seek to extend the Combination Period consistent with our governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of our shareholders, and our Public Shareholders will be provided the opportunity at that time to redeem all or a portion of their Public Shares, which may have a material adverse effect on the amount held in the Trust Account and other adverse effects on our Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of our Company.

We cannot provide any assurance that our plans to raise capital or to consummate an initial Business Combination will be successful. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 3, 2025, and until the completion of our Business Combination or liquidation, we reimburse the managing member of the Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, the Company incurred and paid $45,000, in fees for these services. For the three months ended March 31, 2025, the Company did not incur any fees for these services.

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) 2025 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Trasteel and the Trasteel Business Combination, please see the Trasteel Registration Statement once filed.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Sizzle Acquisition Corp. II

Date: May 13, 2026	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)