Form 10-Q
period 2026-06-30
Sizzle Acquisition Corp. II
filed 2026-08-12
CIK 2030663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 12, 2026;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 1, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to consummation of the transactions contemplated by the Trasteel BCA (as defined below);

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 3, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Sizzle Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

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

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on August 14, 2024, as amended and restated;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 14, 2025, as amended, and declared effective on April 1, 2025 (File No. 333-285839);

●	“Letter Agreement” are to the Letter Agreement, dated April 1, 2025, which we entered into with our Sponsor and our directors and officers);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Sub” are to the to-be-formed Cayman Islands exempted company that will be a wholly-owned subsidiary of Pubco (as defined below);
●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with Cantor, together;

●	“Pubco” are to Trasteel, a Luxembourg public limited liability company (société à responsabilité limitée) registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés) in connection with the Trasteel BCA;

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 1, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to VO Sponsor II, LLC, a Delaware limited liability company;

●	“Trasteel” are to Trasteel Holding S.A., a Luxembourg company;

●	“Trasteel BCA” are to the Business Combination Agreement, dated April 13, 2026, by and between our Company and Trasteel to which, upon execution and delivery of a joinder thereto, each of (i) Pubco and (ii) Merger Sub will become a party;

●	“Trasteel Business Combination” are to the transactions contemplated by the Trasteel BCA, collectively;

●	“Trasteel Registration Statement” are to the Registration Statement on Form F-4 to be filed in connection with the Trasteel Business Combination;

●	“Trasteel Shareholders” are to the holders of Trasteel Shares;

●	“Trasteel Shares” are to the ordinary shares of Trasteel held by Trasteel Shareholders;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 1, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SIZZLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash	$340,147	$805,124
Prepaid expenses	107,940	109,702
Due from Sponsor	17,306	16,690
Total Current Assets	465,393	931,516

Long-term prepaid insurance	—	23,361
Cash and marketable securities held in Trust Account	241,193,502	237,007,209
Total Assets	$241,658,895	$237,962,086

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$332,831	$58,707
Accrued offering costs	80,220	80,220
Total Current Liabilities	413,051	138,927
Deferred Fee payable	10,950,000	10,950,000
Total Liabilities	11,363,051	11,088,927

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and 23,000,000 shares issued and outstanding at redemption value of $10.49 and $10.30 per share as of June 30, 2026 and December 31, 2025, respectively	241,193,502	237,007,209

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(10,898,485)	(10,134,877)
Total Shareholders’ Deficit	(10,897,658)	(10,134,050)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$241,658,895	$237,962,086

The accompanying notes are an integral part of these condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$328,077	$206,936	$763,607	$249,063
Loss from operations	(328,077)	(206,936)	(763,607)	(249,063)

OTHER INCOME
Income earned on cash and marketable securities held in Trust Account	2,148,473	2,280,342	4,186,292	2,280,342
Total other income	2,148,473	2,280,342	4,186,292	2,280,342

Income before benefit from income taxes
NET INCOME	$1,820,396	$2,073,406	$3,422,685	$2,031,279

Basic and diluted weighted average Class A Ordinary Shares outstanding	23,600,000	11,537,778	23,600,000	11,537,778
Basic and diluted net income per Class A Ordinary Share	$0.06	$0.11	$0.11	$0.11
Basic and diluted weighted average Class B Ordinary Shares outstanding(1)	7,666,667	7,155,556	7,666,667	7,155,556
Basic and diluted net income per Class B Ordinary Share	$0.06	$0.11	$0.11	$0.11

(1)	For the three and six months ended June 30, 2025, excluded 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	600,000	$60	7,666,667	$767	$—	$(10,134,877)	$(10,134,050)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,037,819)	(2,037,819)

Net income	—	—	—	—	—	1,602,289	1,602,289

Balance – March 31, 2026 (unaudited)	600,000	60	7,666,667	767	—	(10,570,407)	(10,569,580)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,148,474)	(2,148,474)

Net income	—	—	—	—	—	1,820,396	1,820,396

Balance – June 30, 2026 (unaudited)	600,000	$60	7,666,667	$767	$—	$(10,898,485)	$(10,897,658)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	7,666,667	$767	$24,233	$(67,330)	$(42,330)

Net loss	—	—	—	—	—	(42,127)	(42,127)

Balance – March 31, 2025 (unaudited)	—	—	7,666,667	767	24,233	(109,457)	(84,457)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,182,834)	(11,810,436)	(20,993,270)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of Public Rights included in Public Units	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(245,339)	—	(245,339)

Net income	—	—	—	—	—	2,073,406	2,073,406

Balance – June 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(9,846,487)	$(9,845,660)

(1)	Includes 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters in the Initial Public Offering (Note 7). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Underwriters’ Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$3,422,685	$2,031,279
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	—	20,567
Income earned on cash and marketable securities held in Trust Account	(4,186,292)	(2,280,342)
Changes in operating assets and liabilities:
Prepaid expenses	25,122	(6,100)
Due from Sponsor	(616)	—
Long-term prepaid insurance	—	(151,728)
Accrued expenses	274,124	64,118
Net cash used in operating activities	(464,977)	(322,206)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Units	—	5,984,985
Repayment of IPO Promissory Note - related party	—	(306,752)
Payment of offering costs	—	(239,750)
Net cash provided by financing activities	—	231,438,483

Net Change in Cash	(464,977)	1,116,277
Cash – Beginning of period	805,124	—
Cash – End of period	$340,147	$1,116,277

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$56,422
Deferred offering costs paid through IPO Promissory Note – related party	$—	$158,635
Prepaid services contributed by Sponsor through IPO Promissory Note - related party	$—	$12,100
Due from Sponsor	$—	$15,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Organization and General

Sizzle Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 8, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”), including the Trasteel Business Combination (as defined in Note 6 below). The Company is currently an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 8, 2024 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination, including the Trasteel Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, including the Trasteel Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 units (the “Private Placement Units” and together with the Public Units and Option Units, the “Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit, in a private placement, generating gross proceeds of $6,000,000 (the “Private Placement”) as discussed in Note 4. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and Cantor purchased 200,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $15,554,267, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $10,950,000, and $604,267 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee), including the Trasteel Business Combination.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.49 per Public Share as of June 30, 2026.

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company has only the duration of the Combination Period to complete the initial Business Combination, including the Trasteel Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $340,147 of cash and working capital of $52,342.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, including the Trasteel Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding (as further described in Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one (1) year from the date of the issuance of the accompanying unaudited condensed financial statements. The Company has until April 3, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, and the Public Shareholders will be provided the opportunity at that time to redeem all or a portion of their Public Shares, which may have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. The Company cannot provide any assurance that its plans to raise capital or to consummate an initial Business Combination will be successful. Such potential liquidity short fall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and the (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 12, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $340,147 and $805,124 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $241,193,502 and $237,007,209, respectively, were held in cash and money market funds that are invested in U.S. Treasury Securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the accompanying unaudited condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on cash and marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Accounting for Offering Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Public Rights, after Management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Net Income per Ordinary Share

The Company has two classes of Ordinary Shares: Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the three and six months ended June 30, 2026 and 2025, weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters (see Note 5). The following tables present calculations of the basic and diluted income for the periods presented in the accompanying unaudited condensed financial statements.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,374,030	$446,366	$1,279,734	$793,672	$2,583,434	$839,251	$1,253,733	$777,546
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,600,000	7,666,667	11,537,778	7,155,556	23,600,000	7,666,667	11,537,778	7,155,556
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$0.11	$0.11	$0.11	$0.11	$0.11	$0.11

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

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets were reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Class A Ordinary Shares issuance costs	(15,308,928)
Plus:
Remeasurement of carrying value to redemption value	25,720,137
Class A Ordinary Shares subject to possible redemption, December 31, 2025	237,007,209
Plus:
Remeasurement of carrying value to redemption value	2,037,819
Class A Ordinary Shares subject to possible redemption, March 31, 2026	239,045,028
Plus:
Remeasurement of carrying value to redemption value	2,148,474
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$241,193,502

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on April 3, 2025, the Company sold 23,000,000 Public Units, which included the full exercise of the Underwriters’ Over-Allotment Option amounting to 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants a holder the right to receive one-tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 16, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 7,666,667 Class B Ordinary Shares to the Sponsor (collectively, the “Founder Shares”). Up to 1,000,000 of the Founder Shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On April 3, 2025, the Underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, those 1,000,000 Founder Shares are no longer subject to forfeiture.

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

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares and holders of Founder Shares have the same shareholder rights as Public Shareholders, except (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to certain restrictions on their transfer, redemption, and voting rights for the Founder Shares (see Note 5 and below); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the certain unsecured promissory note in the principal amount of up to $500,000 issued to the Sponsor on August 14, 2024 (as amended and restated, the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of April 3, 2025, the Company had $306,752 outstanding borrowings under the IPO Promissory Note. On April 4, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note and there were no amounts outstanding under the IPO Promissory Note as of June 30, 2026 and December 31, 2025, and further borrowings under the IPO Promissory Note were no longer available.

Due from Sponsor

As of April 3, 2025, the Sponsor owed the Company an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to the Company once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to the Company. The amount wired by the Sponsor was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, with remaining amounts of $17,306 and $16,609 due from the Sponsor as of June 30, 2026, and December 31, 2025, respectively.

Administrative Services Agreement

The Company entered into an administrative service agreement, dated April 1, 2025, with the managing member of the Sponsor (the “Administrative Service Agreement”), pursuant to which, commencing on April 3, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, the Company pays an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred and paid $45,000 and $90,000, respectively, in fees for these services. For the three and six months ended June 30, 2025, the Company incurred and paid $43,000 in fees for these services. These amounts were paid and included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their underlying securities), (iii) any units that may be issued upon conversion of the Working Capital Loans (and their underlying securities), if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares, and (v) any Class A Ordinary Shares held at the completion of the Initial Public Offering by the holders of the Founder Shares prior to the Initial Public Offering, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Registration Rights Agreement, dated April 1, 2025, by and among the Company and certain security holders. The holders of these securities are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Agreement

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

Upon the consummation (the “Closing”) of the transactions contemplated by the Trasteel BCA (the “Trasteel Business Combination”), (a) Pubco will acquire all of the issued and outstanding ordinary shares of Trasteel (the “Trasteel Shares”) from the holders of Trasteel Shares (“Trasteel Shareholders”) in exchange for ordinary shares, par value $0.0001 per share, of Pubco (“Pubco Ordinary Shares”), Trasteel shall become a wholly-owned subsidiary of Pubco and Trasteel Shareholders shall become shareholders of Pubco (the “Share Exchange”); and (b) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco, and with the Company’s Shareholders receiving Pubco Ordinary Shares.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Under the Trasteel BCA, immediately prior to the Closing, each outstanding private and publicly traded Unit of the Company will be automatically separated into its component securities, consisting of one Class A Ordinary Share and one Right, and thereafter the Rights will be aggregated per holder and converted into the Company’s Class A Ordinary Shares in accordance with their terms. Also, immediately prior to the Closing, each issued and outstanding Class B Ordinary Share of the Company will be automatically converted into one Class A Ordinary Share of the Company. At the Closing, each Class A Ordinary Share (including converted Rights and Class B Ordinary Shares) of the Company will be cancelled in exchange for the right of the holder thereof to receive one Pubco Ordinary Share.

In order to exchange Trasteel Shares for Pubco Ordinary Shares in accordance with the Trasteel BCA, the Trasteel Shareholders will each sign a separate Share Exchange agreement with the Company, Pubco and Trasteel after the Trasteel Registration Statement (as defined below) becomes effective.

For more information regarding the Trasteel BCA and the proposed Trasteel Business Combination, see the Company’s Current Report on Form 8-K, as filed with the SEC on April 17, 2026, as well as the Registration Statement on Form F-4 with respect to the Pubco Ordinary Shares to be issued in connection with the Trasteel Business Combination (the “Trasteel Registration Statement, once filed, and the other filings that the Company, Trasteel and Pubco may make from time to time with the SEC.)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 16, 2024, the Company issued 7,666,667 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. On April 3, 2025, the Company consummated its Initial Public Offering, including the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

JUNE 30, 2026

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

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

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table presents information about the Company’s assets that were measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026 (unaudited)	2025
Assets:
Cash and marketable securities held in Trust Account	1	$241,193,502	$237,007,209

The following table presents information about the Company’s equity instruments that were measured at fair value on April 3, 2025, the date of the Initial Public Offering, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	April 3, 2025
Equity:
Fair value of Public Rights for Class A Ordinary Shares subject to possible redemption allocation	3	$3,404,000

The fair value of the Public Rights issued in the Initial Public Offering was $3,404,000, or $0.148 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and do not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

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

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026 (unaudited)	December 31, 2025
Cash	$340,147	$805,124
Cash and marketable securities held in Trust Account	$241,193,502	$237,007,209

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$328,077	$206,936	$763,607	$249,063
Income earned on cash and marketable securities held in Trust Account	$2,148,473	$2,280,342	$4,186,292	$2,280,342

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on July 8, 2024 for the purpose of effecting a Business Combination, including the Trasteel Business Combination. Our Sponsor is VO Sponsor II, LLC.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 8, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination, including the Trasteel Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination, including the Trasteel Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,820,396, which consisted of interest income earned on cash and marketable securities held in the Trust Account of $2,148,473, partially offset by general and administrative costs of $328,077.

For the three months ended June 30, 2025, we had net income of $2,073,406, which consisted of interest income earned on marketable securities held in the Trust Account of $2,280,342, partially offset by operating costs of $206,936.

For the six months ended June 30, 2026, we had net income of $3,422,685, which consisted of interest income earned on cash and marketable securities held in the Trust Account of $4,186,292, partially offset by general and administrative costs of $763,607.

For the six months ended June 30, 2025, we had net income of $2,031,279, which consisted of interest income earned on marketable securities held in the Trust Account of $2,280,342, partially offset by operating costs of $249,063.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $15,554,267 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $604,267 of other offering costs.

As of June 30, 2026 and December 31, 2025, we had $340,147 and $805,124, respectively, of cash in our operating account. As of June 30, 2026 and December 31, 2025, we had a working capital of $52,342 and $792,589, respectively. As of June 30, 2026 and December 31, 2025, we had $11,193,502 and $7,007,209, respectively, of the cumulative interest earned on funds held in the Trust Account that was available to pay taxes, if any.

As of June 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $241,193,502 and $237,007,209, respectively (including $11,193,502 and $7,007,209, respectively, of interest income accrued since the date of the Initial Public Offering). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $340,147 and $805,124, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Due from Sponsor

As of April 3, 2025, the Sponsor owed us an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to us once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to us. The amount wired by the Sponsor was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, with remaining amounts of $17,306 and $16,609 due from the Sponsor as of June 30, 2026, and December 31, 2025, respectively.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 3, 2025, and until the completion of our Business Combination or liquidation, we reimburse the managing member of the Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred and paid $45,000 and $90,000, respectively, in fees for these services. For the three and six months ended June 30, 2025, we incurred and paid $43,000 in fees for these services.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their underlying securities), (iii) any units that may be issued upon conversion of the Working Capital Loans (and their underlying securities), if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares, and (v) any Class A Ordinary Shares held at the completion of the Initial Public Offering by the holders of the Founder Shares prior to the Initial Public Offering, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Registration Rights Agreement, dated April 1, 2025, by and among the Company and certain security holders. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares or Rights were subject to transfer restrictions for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, and (iii) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of April 13, 2026, by and among Sizzle II, the Company and, upon the execution and delivery of joinder agreements thereto, Pubco and Merger Sub. (1)
10.1	Sponsor Support Agreement, dated as of April 13, 2026, by and among Sizzle II, the Company and the Sponsor. (1)
10.2	Form of Lock-Up Agreement, dated as of April 13, 2026, by and among Sizzle II, the holder of Company Ordinary Shares named therein, and upon execution and delivery of a joinder agreement thereto, Pubco. (1)
10.3	Form of Company Support Agreement, dated as of April 13, 2026, by and among Sizzle II, the Company and the holder of Company Ordinary Shares named therein. (1)
10.4	Insider Letter Amendment, dated as of April 13, 2026, by and among Sizzle II, the Sponsor and the officers and directors of Sizzle II. (1)
10.5	Form of Seller Registration Rights Agreement. (1)
10.6	Form of Founder Registration Rights Agreement Amendment. (1)
10.7	Form of Share Exchange Agreement. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sizzle Acquisition Corp. II

Date: August 12, 2026	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)