Form 10-Q
period 2026-09-30
Sizzle Acquisition Corp. II
filed 2026-11-12
CIK 2030663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 12, 2026;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 1, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Amendment No. 1” are to Amendment No. 1 to the Trasteel BCA (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to consummation of the transactions contemplated by the Trasteel BCA (as defined below);

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 3, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Sizzle Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

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

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on August 14, 2024, as amended and restated;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 14, 2025, as amended, and declared effective on April 1, 2025 (File No. 333-285839);

●	“Letter Agreement” are to the Letter Agreement, dated April 1, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Letter Agreement Amendment” are to the Amendment to Letter Agreement, dated April 13, 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Sub” are to the to-be-formed Cayman Islands exempted company that will be a wholly-owned subsidiary of Pubco (as defined below);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated April 1, 2025, which we entered into with Cantor, together;

●	“Pubco” are to Trasteel S.A., a Luxembourg public limited liability company (société anonyme) registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés) in connection with the Trasteel BCA;

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 1, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to VO Sponsor II, LLC, a Delaware limited liability company;

●	“Trasteel” are to Trasteel Holding S.A., a Luxembourg company;

●	“Trasteel BCA” are to the Business Combination Agreement, dated April 13, 2026, by and between us and Trasteel to which, upon execution and delivery of a joinder thereto, each of (i) Pubco and (ii) Merger Sub will become a party;

●	“Trasteel Business Combination” are to the transactions contemplated by the Trasteel BCA, collectively;

●	“Trasteel Registration Statement” are to the Registration Statement on Form F-4 to be filed in connection with the Trasteel Business Combination;

●	“Trasteel Shareholders” are to the holders of Trasteel Shares;

●	“Trasteel Shares” are to the ordinary shares of Trasteel held by Trasteel Shareholders;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 1, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SIZZLE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash	$125,008	$805,124
Prepaid expenses	62,880	109,702
Due from Sponsor	24,446	16,690
Total current assets	212,334	931,516

Long-term prepaid insurance	—	23,361
Cash and marketable securities held in Trust Account	243,406,308	237,007,209
Total assets	$243,618,642	$237,962,086

Liabilities, Class A Ordinary Shares subject to possible redemption, and shareholders’ deficit
Current liabilities:
Accrued expenses	$1,005,038	$58,707
Accrued offering costs	220	80,220
Total current liabilities	1,005,258	138,927
Deferred fee payable	10,950,000	10,950,000
Total liabilities	11,955,258	11,088,927

Commitments and contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and 23,000,000 shares issued and outstanding at redemption value of $10.58 and $10.30 per share as of September 30, 2026 and December 31, 2025, respectively	243,406,308	237,007,209

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(11,743,751)	(10,134,877)
Total shareholders’ deficit	(11,742,924)	(10,134,050)
Total liabilities, Class A Ordinary Shares subject to possible redemption and shareholders’ deficit	$243,618,642	$237,962,086

The accompanying notes are an integral part of these condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$845,267	$144,962	$1,608,874	$394,025
Loss from operations	(845,267)	(144,962)	(1,608,874)	(394,025)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,212,807	2,434,162	6,399,099	4,714,504
Total other income	2,212,807	2,434,162	6,399,099	4,714,504

Net income	$1,367,540	$2,289,200	$4,790,225	$4,320,479

Basic and diluted weighted average Class A Ordinary Shares outstanding	23,600,000	23,600,000	23,600,000	15,617,647
Basic and diluted net income per Class A Ordinary Share	$0.04	$0.07	$0.15	$0.19
Basic and diluted weighted average Class B Ordinary Shares outstanding(1)	7,666,667	7,666,667	7,666,667	7,328,432
Basic and diluted net income per Class B Ordinary Share	$0.04	$0.07	$0.15	$0.19

(1)	For the three and nine months ended September 30, 2025, excluded 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	600,000	$60	7,666,667	$767	$—	$(10,134,877)	$(10,134,050)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,037,819)	(2,037,819)

Net income	—	—	—	—	—	1,602,289	1,602,289

Balance – March 31, 2026 (unaudited)	600,000	60	7,666,667	767	—	(10,570,407)	(10,569,580)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,148,474)	(2,148,474)

Net income	—	—	—	—	—	1,820,396	1,820,396

Balance – June 30, 2026 (unaudited)	600,000	60	7,666,667	767	—	(10,898,485)	(10,897,658)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,212,806)	(2,212,806)

Net income	—	—	—	—	—	1,367,540	1,367,540

Balance – September 30, 2026 (unaudited)	600,000	$60	7,666,667	$767	$—	$(11,743,751)	$(11,742,924)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	7,666,667	$767	$24,233	$(67,330)	$(42,330)

Net loss	—	—	—	—	—	(42,127)	(42,127)

Balance – March 31, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$(109,457)	$(84,457)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,182,834)	(11,810,436)	(20,993,270)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of Public Rights included in Public Units	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(245,339)	—	(245,339)

Net income	—	—	—	—	—	2,073,406	2,073,406

Balance – June 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(9,846,487)	$(9,845,660)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,434,162)	(2,434,162)

Net income	—	—	—	—	—	2,289,200	2,289,200

Balance – September 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(9,991,449)	$(9,990,622)

(1)	Includes 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters in the Initial Public Offering (Note 7). On April 3, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Public Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Underwriters’ Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$4,790,225	$4,320,479
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	—	20,567
Income earned on cash and marketable securities held in Trust Account	(6,399,099)	(4,714,504)
Reversal of accrued offering costs	(5,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	70,183	(107,952)
Due from Sponsor	(7,756)	—
Long-term prepaid insurance	—	(45,037)
Accrued expenses	946,331	56,144
Net cash used in operating activities	(605,116)	(470,303)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Units	—	5,983,310
Repayment of IPO Promissory Note – related party	—	(306,752)
Payment of offering costs	(75,000)	(270,592)
Net cash (used in) provided by financing activities	(75,000)	231,405,966

Net change in cash	(680,116)	935,663
Cash – Beginning of period	805,124	—
Cash – End of period	$125,008	$935,663

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$25,580
Deferred offering costs paid through IPO Promissory Note – related party	$—	$158,635
Prepaid services contributed by Sponsor through IPO Promissory Note – related party	$—	$113,952
Due from Sponsor	$—	$16,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 8, 2024 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination, including the Trasteel Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, including the Trasteel Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on April 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by April 3, 2027, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.58 per Public Share as of September 30, 2026.

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

Furthermore, pursuant to the Letter Agreement, the Company’s Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) six (6) months after the completion of the Company’s initial Business Combination or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of the Company’s initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares or Rights were subject to transfer restrictions for 180 days following the filing of the prospectus for the Initial Public Offering.

On April 13, 2026, the Letter Agreement was amended (“Letter Agreement Amendment”) to add Pubco (as defined in Note 6 below) as a party to the Letter Agreement upon Pubco’s execution and delivery to the Company and the Sponsor of a joinder agreement (an “Insider Letter Joinder”). Subject to Pubco’s execution and delivery of an Insider Letter Joinder, Pubco agrees to be bound by and subject to all of the terms and conditions of the Letter Agreement. The Sponsor and the Company’s officers and directors have agreed not to transfer, directly or indirectly, any Pubco Ordinary Shares (as defined in Note 6 below) held by them that are received in the Trasteel Business Combination in exchange for Founder Shares, Private Placement Units, Private Placement Shares or Private Placement Rights until the earlier of (i) six (6) months after the completion of the Trasteel Business Combination, and (ii) subsequent to the Trasteel Business Combination, the date on which the Pubco completes a liquidation, merger, share exchange or other similar transaction after the Trasteel Business Combination that results in all of the Pubco’s shareholders having the right to exchange their Pubco Ordinary Shares for cash, securities or other property. Notwithstanding anything to the contrary contained herein, in the event that the Trasteel BCA (as defined in Note 6 below) is terminated in accordance with its terms prior to the Closing (as defined in Note 6 below), the Letter Agreement Amendment and all rights and obligations of the parties thereunder shall automatically terminate and be of no further force or effect, and the terms of the Letter Agreement without giving effect to the Letter Agreement Amendment shall apply to the parties to the Letter Agreement prior to giving effect to the Letter Agreement Amendment.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $125,008 of cash and working capital deficit of $792,924.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, including the Trasteel Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding (as further described in Note 5).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and the (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 12, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $125,008 and $805,124 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $243,406,308 and $237,007,209, respectively, were held in money market funds that are invested in U.S. Treasury Securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the accompanying unaudited condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on cash and marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company has two classes of Ordinary Shares: Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the three and nine months ended September 30, 2026 and 2025, weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters (see Note 7). The following tables present calculations of the basic and diluted income for the periods presented in the accompanying unaudited condensed financial statements.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,032,216	$335,324	$1,727,882	$561,318	$3,615,650	$1,174,575	$2,940,621	$1,379,858
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,600,000	7,666,667	23,600,000	7,666,667	23,600,000	7,666,667	15,617,647	7,328,432
Basic and diluted net income per Ordinary Share	$0.04	$0.04	$0.07	$0.07	$0.15	$0.15	$0.19	$0.19

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets were reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Class A Ordinary Shares issuance costs	(15,308,928)
Plus:
Remeasurement of carrying value to redemption value	25,720,137
Class A Ordinary Shares subject to possible redemption, December 31, 2025	237,007,209
Plus:
Remeasurement of carrying value to redemption value	2,037,819
Class A Ordinary Shares subject to possible redemption, March 31, 2026	239,045,028
Plus:
Remeasurement of carrying value to redemption value	2,148,474
Class A Ordinary Shares subject to possible redemption, June 30, 2026	241,193,502
Plus:
Remeasurement of carrying value to redemption value	2,212,806
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$243,406,308

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

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares and holders of Founder Shares have the same shareholder rights as Public Shareholders, except (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to certain restrictions on their transfer, redemption, and voting rights for the Founder Shares (see Note 1 and below); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Pursuant to the Letter Agreement, the holders of Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six (6) months after the completion of the initial Business Combination or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

Pursuant to the Letter Agreement Amendment, the Sponsor and the Company’s officers and directors have agreed not to transfer, directly or indirectly, any Pubco Ordinary Shares held by them that are received in the Trasteel Business Combination in exchange for Founder Shares until the earlier of (i) six (6) months after the completion of the Trasteel Business Combination, and (ii) subsequent to the Trasteel Business Combination, the date on which the Pubco completes a liquidation, merger, share exchange or other similar transaction after the Trasteel Business Combination that results in all of the Pubco’s shareholders having the right to exchange their Pubco Ordinary Shares for cash, securities or other property.

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the certain unsecured promissory note in the principal amount of up to $500,000 issued to the Sponsor on August 14, 2024 (as amended and restated, the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of April 3, 2025, the Company had $306,752 outstanding borrowings under the IPO Promissory Note. On April 4, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note and there were no amounts outstanding under the IPO Promissory Note as of September 30, 2026 and December 31, 2025, and further borrowings under the IPO Promissory Note were no longer available.

Due from Sponsor

As of April 3, 2025, the Sponsor owed the Company an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to the Company once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to the Company, which was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, leaving $15,015 due from the Sponsor. During the three months ended September 30, 2025, the amount due from the Sponsor increased by $1,675 to $16,690, due to payments made on behalf of the Sponsor, which remained outstanding as of December 31, 2025. During the nine months ended September 30, 2026, the Company paid $7,756 of costs on behalf of the Sponsor, increasing the amount due from the Sponsor to $24,446 as of September 30, 2026.

Administrative Services Agreement

The Company entered into an administrative service agreement, dated April 1, 2025, with the managing member of the Sponsor (the “Administrative Service Agreement”), pursuant to which, commencing on April 3, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, the Company pays an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred and paid $45,000 and $135,000, respectively, in fees for these services. For the three and nine months ended September 30, 2025, the Company incurred and paid $45,000 and $88,000, respectively, in fees for these services. These amounts were paid and included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

The Underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering, excluding any proceeds from the Option Units sold pursuant to the Over-Allotment Option), which was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred fee of (i) 4.5% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.5% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, dated April 1, 2025, by and between the Company and Cantor (such fee, the “Deferred fee payable”).

Business Combination Agreement

On April 13, 2026, the Company entered into a Business Combination Agreement, as amended (the “Trasteel BCA”) with and among (i) Trasteel Holding S.A., a Luxembourg company (“Trasteel”), (ii) Trasteel S.A., a Luxembourg public limited liability company (société anonyme) registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés) (“Pubco”), and (iii) Trasteel Merger Sub Limited, a Cayman Islands exempted company and a direct, wholly-owned subsidiary of Pubco (“Merger Sub”).

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

On September 29, 2026, the parties to the Trasteel BCA entered into Amendment No. 1 to the Trasteel BCA (the “Amendment No.1”), which amends the Trasteel BCA to (i) replace July 31, 2026 with September 30, 2026 as the date of PCAOB Audit Delivery Date (as defined in the Trasteel BCA) and (ii) restate Section 8.14(a) of the Trasteel BCA in its entirety to state that the board of directors of Pubco following the closing of the Trasteel Business Combination will consist of five (5) directors, of which one is chosen by the Company and four are chosen by Trasteel. In addition, the Company also waived solely with respect to Pubco and Merger Sub, compliance with the five (5) Business Day (as defined in the Trasteel BCA) timing requirement set forth in Section 8.22 of the Trasteel BCA relating to formation of Pubco and Merger Sub and joinder of these entities to the Trasteel BCA.

On October 1, 2026, the Company announced the submission of a Draft Registration Statement on Form F-4 by Pubco with the SEC on September 30, 2026 relating to the Trasteel Business Combination.

For more information regarding the Trasteel BCA and the Amendment No. 1, and the proposed Trasteel Business Combination, see the Company’s Current Reports on Form 8-K, as filed with the SEC on April 17, 2026, September 30, 2026 and October 1, 2026, respectively, as well as the Registration Statement on Form F-4 with respect to the Pubco Ordinary Shares to be issued in connection with the Trasteel Business Combination (the “Trasteel Registration Statement”), once filed, and the other filings that the Company, Trasteel and Pubco may make from time to time with the SEC.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 16, 2024, the Company issued 7,666,667 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. On April 3, 2025, the Company consummated its Initial Public Offering, including the full exercise of the Over-Allotment Option; consequently, such 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

The following table presents information about the Company’s assets that were measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026 (unaudited)	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$243,406,308	$237,007,209

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026 (unaudited)	December 31, 2025
Cash	$125,008	$805,124
Cash and marketable securities held in Trust Account	$243,406,308	$237,007,209

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$845,267	$144,962	$1,608,874	$394,025
Income earned on cash and marketable securities held in Trust Account	$2,212,807	$2,434,162	$6,399,099	$4,714,504

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

Recent Developments

Trasteel Business Combination

As previously disclosed, on April 13, 2026, we entered into the Trasteel BCA with and among (i) Trasteel, (ii) Pubco, and (iii) the Merger Sub.

On September 29, 2026, the parties to the Trasteel BCA entered into Amendment No. 1 to the Trasteel BCA, which amends the Trasteel BCA to (i) replace July 31, 2026 with September 30, 2026 as the date of PCAOB Audit Delivery Date (as defined in the Trasteel BCA) and (ii) restate Section 8.14(a) of the Trasteel BCA in its entirety to state that the board of directors of Pubco following the closing of the Trasteel Business Combination will consist of five (5) directors, of which one is chosen by us and four are chosen by Trasteel. In addition, we also waived solely with respect to Pubco and Merger Sub, compliance with the five (5) Business Day (as defined in the Trasteel BCA) timing requirement set forth in Section 8.22 of the Trasteel BCA relating to the formation of Pubco and Merger Sub and the joinder of these entities to the Trasteel BCA. On October 1, 2026, we announced the submission of a Draft Registration Statement on Form F-4 by Pubco with the SEC on September 30, 2026 relating to the Trasteel Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 8, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination, including the Trasteel Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination, including the Trasteel Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,367,540, which consisted of interest income earned on cash and marketable securities held in the Trust Account of $2,212,807, partially offset by general and administrative costs of $845,267.

For the three months ended September 30, 2025, we had net income of $2,289,200, which consisted of interest income earned on cash and marketable securities held in the Trust Account of $2,434,162, partially offset by general and administrative costs of $144,962.

For the nine months ended September 30, 2026, we had net income of $4,790,225, which consisted of interest income earned on cash and marketable securities held in the Trust Account of $6,399,099, partially offset by general and administrative costs of $1,608,874.

For the nine months ended September 30, 2025, we had net income of $4,320,479, which consisted of interest income earned on cash and marketable securities held in the Trust Account of $4,714,504, partially offset by general and administrative costs of $394,025.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $15,554,267 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $604,267 of other offering costs.

As of September 30, 2026 and December 31, 2025, we had $125,008 and $805,124, respectively, of cash in our operating account. As of September 30, 2026 and December 31, 2025, we had a working capital deficit of $792,924 and working capital of $792,589, respectively. As of September 30, 2026 and December 31, 2025, we had $13,406,308 and $7,007,209, respectively, of the cumulative interest earned on funds held in the Trust Account that was available to pay taxes, if any.

As of September 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $243,406,308 and $237,007,209, respectively (including $13,406,308 and $7,007,209, respectively, of interest income accrued since the date of the Initial Public Offering). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $125,008 and $805,124, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $500,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $306,752 was fully repaid on April 4, 2025, following the consummation of our Initial Public Offering on April 3, 2025. No additional borrowing is available under the IPO Promissory Note.

Due from Sponsor

As of April 3, 2025, the Sponsor owed us an aggregate amount of $2,000,000, representing the Private Placement proceeds to be transferred to us once its bank account had been established. On April 4, 2025, the Sponsor wired an aggregate amount of $1,678,233 to us, which was derived from the $2,000,000 total amount due from the Sponsor, offset by the outstanding IPO Promissory Note balance of $306,752, leaving $15,015 due from the Sponsor. During the three months ended September 30, 2025, the amount due from the Sponsor increased by $1,675 to $16,690, which remained outstanding as of December 31, 2025. During the nine months ended September 30, 2026, we paid $7,756 of costs on behalf of the Sponsor, increasing the amount due from the Sponsor to $24,446 as of September 30, 2026.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise additional capital will be successful. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 3, 2025, and until the completion of our Business Combination or liquidation, we reimburse the managing member of the Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred and paid $45,000 and $135,000, respectively, in fees for these services. For the three and nine months ended September 30, 2025, we incurred and paid $45,000 and $88,000, respectively, in fees for these services.

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

Letter Agreement

On April 1, 2025, our Sponsor, directors and officers entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) six (6) months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination and (ii) subsequent to the initial Business Combination, the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares or Rights were subject to transfer restrictions for 180 days following the filing of the prospectus for the Initial Public Offering.

On April 13, 2026, the Letter Agreement was amended to add Pubco as a party to the Letter Agreement upon Pubco’s execution and delivery to us and the Sponsor of the Insider Letter Joinder. Subject to Pubco’s execution and delivery of an Insider Letter Joinder, Pubco agrees to be bound by and subject to all of the terms and conditions of the Letter Agreement. The Sponsor and our officers and directors have agreed not to transfer, directly or indirectly, any Pubco Ordinary Shares held by them that are received in the Trasteel Business Combination in exchange for Founder Shares, Private Placement Units, Private Placement Shares or Private Placement Rights until the earlier of (i) six (6) months after the completion of the Trasteel Business Combination, and (ii) subsequent to the Trasteel Business Combination, the date on which the Pubco completes a liquidation, merger, share exchange or other similar transaction after the Trasteel Business Combination that results in all of the Pubco’s shareholders having the right to exchange their Pubco Ordinary Shares for cash, securities or other property. Notwithstanding anything to the contrary contained herein, in the event that the Trasteel BCA is terminated in accordance with its terms prior to the Closing, the Letter Agreement Amendment and all rights and obligations of the parties thereunder shall automatically terminate and be of no further force or effect, and the terms of the Letter Agreement without giving effect to the Letter Agreement Amendment shall apply to the parties to the Letter Agreement prior to giving effect to the Letter Agreement Amendment.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Amendment No. 1 to Business Combination Agreement, dated September 29, 2026. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sizzle Acquisition Corp. II

Date: November 10, 2026	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)